Form 10QSB
period 2000-06-30
AMERICAN TOY VENDING INC
filed 2000-08-14
CIK 1116794

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2000
                         Commission File Number 0-30923

                           AMERICAN TOY VENDING, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEVADA                                 88-0455326
         ------------------                         ---------------
     (State of Incorporation)           (I.R.S. Employer Identification No.)

                    7822 NIGHTINGALE WAY, SAN DIEGO, CA 92123
         ---------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 692-2406
                               -------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  [X]                     No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of June 30, 2000, the registrant had 10,985,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1      FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


                           AMERICAN TOY VENDING, INC.
                         (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED


                                                          9 Months     Year
                                                           Ended       Ended
                                                          6/30/00     9/30/99

                                     ASSETS

CURRENT ASSETS
     CASH                                                  4,413       6,900

                                                          ------------------
TOTAL CURRENT ASSETS                                       4,413       6,900

FIXED ASSETS

                                                          ------------------
NET FIXED ASSETS                                               0           0

OTHER ASSETS
     ORGANIZATION COSTS                                        0           0
     LESS AMORTIZATION                                         0           0

                                                          ------------------
TOTAL OTHER ASSETS                                             0           0

                                                          ------------------
TOTAL ASSETS                                               4,413       6,900
                                                          ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

                                                          ------------------
TOTAL CURRENT LIABILITIES                                      0           0

LONG TERM LIABILITIES

                                                          ------------------
TOTAL LONG TERM LIABILITIES                                    0           0

                                                          ------------------
TOTAL LIABILITIES                                              0           0

STOCKHOLDERS' EQUITY

     COMMON STOCK - no par value                                      16,900
     25,000 shares authorized, 16,900
     issued and outstanding at 9/30/99

     COMMON STOCK - $.001 par value                       10,985
     50,000,000 shares authorized, 10,985,000
     issued and outstanding at 6/30/00

     ADDITIONAL PAID IN  CAPITAL                           5,915           0

     BEGINNING RETAINED DEFICIT                          -10,000           0
     NET LOSS                                             -2,487     -10,000

                                                          ------------------
     ENDING RETAINED DEFICIT                             -12,487     -10,000

                                                          ------------------
TOTAL STOCKHOLDERS' EQUITY                                 4,413       6,900

                                                          ------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                          4,413       6,900
                                                          ==================


                       SEE NOTES TO FINANCIAL STATEMENTS

                           AMERICAN TOY VENDING, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                                             3/10/99       3/10/99
                                             Quarter          Quarter                                      (Inception)   (Inception)
                                              Ended            Ended           YTD             YTD             To           To
                                             6/30/00          6/30/99        6/30/00         6/30/99         9/30/99      6/30/00
REVENUE
                                          ------------------------------------------------------------------------------------------
TOTAL REVENUE                                      0               0               0               0               0               0

DIRECT COSTS
                                          ------------------------------------------------------------------------------------------
TOTAL COST OF GOODS SOLD                           0               0               0               0               0               0

                                          ------------------------------------------------------------------------------------------
GROSS PROFIT                                       0               0               0               0               0               0

EXPENSES

GENERAL, SELLING, AND ADMINISTRATIVE           2,453               0           2,487               0           10000           12487
                                          ------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                       2,453               0           2,487               0          10,000          12,487
                                          ------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                          -2,453               0          -2,487               0         -10,000         -12,487

OTHER INCOME & EXPENSE

                                          ------------------------------------------------------------------------------------------
TOTAL OTHER INCOME & EXPENSE                       0               0               0               0               0               0

                                          ------------------------------------------------------------------------------------------
LOSS BEFORE TAXES                             -2,453               0          -2,487               0         -10,000         -12,487

                                          ------------------------------------------------------------------------------------------
NET LOSS                                      -2,453               0          -2,487               0         -10,000         -12,487
                                          ==========================================================================================

NET LOSS PER SHARE                           -0.0002             NIL         -0.0002             NIL         -0.0010         -0.0011


WEIGHTED AVERAGE NUMBER OF COMMON         10,985,000      10,985,000      10,985,000      10,985,000      10,985,000      10,985,000
SHARES OUTSTANDING


                       SEE NOTES TO FINANCIAL STATEMENTS

                           AMERICAN TOY VENDING, INC.
                            STATEMENTS OF CASH FLOWS
                          (a Development Stage Company)
                                    UNAUDITED


                                                                                           3/10/99      3/10/99
                                          Quarter      Quarter                           (Inception)   (Inception)
                                           Ended        Ended        YTD         YTD         To            To
                                          6/30/00      6/30/99     6/30/00     6/30/99     9/30/99       6/30/00
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                              -2,453           0      -2,487           0     -10,000       -12,487

ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
     ISSUE COMMON STOCK                         0           0           0           0      10,000        10,000


                                           --------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES      -2,453           0      -2,487           0           0        -2,487

CASH FLOWS FROM INVESTING ACTIVITIES            0           0           0           0           0             0

CASH FLOWS FROM FINANCING ACTIVITIES            0       6,900           0        6900        6900          6900


                                           --------------------------------------------------------------------
NET INCREASE (DECREASE)                    -2,453       6,900      -2,487       6,900       6,900         4,413

CASH BEGINNING OF PERIOD                    6,866           0        6900           0           0             0

                                           --------------------------------------------------------------------
CASH END OF PERIOD                          4,413       6,900       4,413       6,900       6,900         4,413


                       SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.       MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 2000 and September 30, 1999, and the results of operations and the changes in cash for the three months ended June 30, 2000 and 1999, the nine months ended June 30, 2000 and 1999, the year ended September 30, 1999 and the period of March 10, 1999 (inception) to June 30, 2000. The accompanying financial statements have been adjusted as of June 30, 2000 as required by Item 310(b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2.       INTERIM REPORTING

The results of operations for the nine months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

3.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in Nevada on March 10, 1999. The Company is a development stage company and has not conducted any business activities to date.

The Company has selected September 30th as its fiscal year end.

4.       Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

5.       Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2000.

NOTES TO FINANCIAL STATEMENTS

6.       Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

PART 1     FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $2487 through June 2000 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

The Company's two year business plan encompasses the following steps to implement its computer-controlled skill crane game business plan: after raising capital of $5,000,000 during the first six months, the Company intends to order 500 skill cranes with the Company's new communications system from the manufacturer at a cost of $950,000, and begin securing space for its smart skill cranes in New York, Florida, and California. During months seven through twelve, in order to operate its smart skill crane sites, the Company intends to expend $500,000 for inventory, $50,000 for set-up and maintenance of the Company's web site, $200,000 for advertising, $90,000 for three regional managers, $300,000 for thirty route drivers, $25,000 for two office clerical employees, $80,000 for purchase of computers and fixed assets, and $175,000 for rent and other operating expenses.

Management has made initial progress in implementing its business plan by setting-up its first web page "smartcrane.net", filing for copyright protection of its copyrightable skill crane control communications software, and plans to expand its web site in the fourth quarter of 2000.

The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in San Diego, purchase equipment, and begin development of its skill crane machine operations. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated deployment of its skill crane machines at suitable sites, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no

NOTES TO FINANCIAL STATEMENTS

funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.



PART II     OTHER INFORMATION

ITEM 1         Not applicable.

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                      a) Exhibit # 27.1, "Financial Data Schedule"

                      b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2000



                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        American Toy Vending, Inc.




                                    /s/ Alastair Knott
        Dated: August 9, 2000       --------------------------------------------
                                    Alastair Knott
                                    President and Chief Executive Officer