Form 10KSB40
period 2000-09-30
AMERICAN TOY VENDING INC
filed 2000-11-07
CIK 1116794

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the Year Ended September 30, 2000
                         Commission File Number 0-30923


                           AMERICAN TOY VENDING, INC.
                 (Name of Small Business Issuer in Its Charter)



                NEVADA                                     88-0455326
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)


7822 NIGHTINGALE WAY, SAN DIEGO, CA                           92123
(Address of principal Executive Offices)                    (Zip Code)


(619) 692-2406
(Issuer's Telephone Number)



         Securities Registered under Section 12(g) of the Exchange Act:


                          Common Stock - .001 Par Value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes X                          No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

            Yes X                          No

The issuer had no revenues for the year ended September 30, 2000.

As of September 30, 2000, the registrant had 10,985,000 shares of common stock, $.001 par value, issued and outstanding.

                                     PART 1

                                     ITEM 1
                           DESCRIPTION OF THE BUSINESS



BUSINESS DEVELOPMENT

Form and Year of Organization

American Toy Vending, Inc. was incorporated in Nevada on March 10, 1999 for the purpose of developing a new generation of electronic skill crane game machines. During April 1999, the Company received its initial funding through the sale of common stock to investors. From inception until December 1999, Management developed the Company's business plan and the Company had no material operating activities.


Bankruptcy or Similar Proceedings

There have been no bankruptcy, receivership or similar proceedings.


Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.


BUSINESS OF THE ISSUER

Principal Products or Services and Markets

The Company intends to become a primary developer and operator of computer-controlled skill crane game machines, ("skill cranes") in the United States. Current versions of skill cranes involve one player's skilled manipulation of a "joy stick" to guide a mechanical claw or metal paddle to extract one prize such as a piece of jewelry or plush (stuffed toy animals such as teddy bears, or dolls) from a large stack of prizes prominently displayed inside the glass walls of the skill crane. The player wins the prize by directing the claw or metal paddle to move the prize from the large stack of prizes in the crane into a chute for delivery to the winning player. Normally, the longer a player practices and plays, the more adept he or she becomes at winning a prize.

Businesses that use skill cranes for supplemental revenue sources include bars, restaurants, amusement game centers, shopping malls, grocery stores, movie theaters, department store chains, hotels, bingo halls, and gambling casinos. Based upon Management's experience in the skill crane business, skill crane players are willing to pay an average of $15.00, at a cost of $.50 to $1.00 per play, each time they play in order to win a prize. Average weekly gross sales for one skill crane range from $200 at a bar or restaurant to over $1,000 at a bingo hall or gambling casino.

The skill crane business has the following four industry-specific components:

       1) Prizes (products) used in skill cranes, such as plush and jewelry, are purchased through distributors or manufacturing trade group representatives in the United States. Company buyers make their purchases through trade shows held in locations such as Las Vegas and New York (the largest is Toy Fair held each February in Manhattan), as well as their contacts with Chinese manufacturing reps and U. S. distributors making local sales calls. Plush is often designed in the form of unique pieces for specific events such as local football or baseball team mascots, or seasonal pieces such as Valentine's Day stuffed bears, or Christmas season oriented designs.

       2) Although plush may appear to be very durable to the consumer, it is in fact a perishable commodity when kept in containers or warehouses. Inventory control is critical as plush prize items may not be packed too closely together, require large storage areas, and have a useful shelf life of approximately one year before they must be discounted or discarded due to accumulation of dirt, odors, mildew, etc. In Management's experience, purchasing agents often order too much plush for inventory based solely upon manufacturing reps' and distributors' offers of large volume purchase discounts. Typical large volume "discount" purchase orders result in excessive warehouse storage costs and annual write-offs of worthless inventory.

       3) The business is labor intensive as skill crane machines require daily or weekly service from route drivers, depending on their sales volume, in order to collect money, pay commissions to the owners of the sites, replenish the inventory in the skill cranes, and clean and adjust the skill cranes.

       4) Route drivers usually report sales and inventory activity to management through telephone or facsimile means on a monthly basis. This system leads to problems with route driver theft and a lag in inventory replenishment. Because of this lag in inventory replenishment, route drivers tend to over-order and maintain a larger than necessary supply of local inventory in order to avoid running out of plush.


The Company intends to become one of the most profitable skill crane businesses by relying on Management's knowledge, experience, and abilities in the successful integration of the following key elements:

Purchasing

       Virtually all prizes offered in skill cranes are products manufactured in China. In Management's experience, over 90% of all skill cranes offer plush manufactured in Southern and Southeastern China, with primary contact companies located in the cities of Shenzhen and Shanghai. Management will use its knowledge of direct purchasing arrangements with manufacturers in China and utilize in-house buying to purchase direct from Chinese factories instead of through U. S. distributors in order to achieve lower plush costs. Management has experience with the utilization of Internet communications with Chinese factory contacts for ordering and shipping.


Inventory Control

       The Company will utilize inventory management systems that link purchasing to warehouse daily inventory balances, and link shipping of plush from the warehouse to field crane sites via daily sales and inventory reporting. The Company will use its copyrighted communications software that will interface with standard inventory control systems in order to link the warehouse with each skill crane site via a paging system for inventory usage and by interface via the Internet for direct factory ordering.


Route Reports

       The Company plans to utilize a skill crane game machine design that integrates the Company's unique copyrighted software allowing centrally controlled communications through paging systems with skill cranes installed at field sites for daily polling of sales and inventory usage. This software was developed by Management, licensed by Management to the Company, and copyrighted by the Company.


The first markets the Company intends to service are the high skill crane usage states of New York, Florida, and California. Management is already familiar with skill crane operations in each of these states.

The Company has a current business plan which proposes to utilize its founders' backgrounds to develop its business from the current concept stage into a primary developer and operator of computer-controlled skill crane game machines. The business plan requires the Company during months one through six to obtain a listing on the NASD's Over the Counter Electronic Bulletin Board, and then raise capital of $5,000,000 through the sale of common stock in a private placement. During month seven, after raising capital, the Company intends to order 500 skill cranes with the Company's new communications system from the manufacturer at a cost of $950,000, and begin securing space for its smart skill cranes in New York, Florida, and California. During months seven through twelve, in order to operate its smart skill crane sites, the Company intends to expend $500,000 for inventory, $50,000 for set-up and maintenance of the Company's web site, $200,000 for advertising, $90,000 for three regional managers, $300,000 for thirty route drivers, $25,000 for two office clerical employees, $80,000 for purchase of computers and fixed assets, and $175,000 for rent and other operating expenses.

Distribution Methods of Products or Services

The Company intends to offer information about the Company, its plush (stuffed toy animals, dolls, etc.) prizes, and its new generation of electronic skill cranes to the public and to prospective site owners on its web site, www.smartcrane.net. Instructions printed on each skill crane will encourage players to visit the Company's web site to learn about trading in their plush items at their skill crane site for coupons allowing them to earn even larger plush items.

The Company will utilize Management's knowledge in its initial operating areas to secure smart skill crane sites, hire route drivers and local managers, ship smart skill cranes and plush inventory to each site.


Status of Any Publicly Announced  New Products or Services

The Company has no new product or service planned or announced to the public.


Competition and Competitive Position

The size and financial strength of the Company's primary competitors, traditional skill crane companies, American Coin Merchandising, Inc. (d.b.a. Sugarloaf), Soft Toys, Inc., and Atlantic Skill Cranes, Inc. are substantially greater than those of the Company. In examining major competitors, Management has found they all face the same industry-specific components that reduce profitability: sole dependence on manufacturing reps and U. S. distributors for products, excess inventory in warehouses, and less than optimum field communications resulting in problems with theft and excess field inventory. However, the Company's competitors have longer operating histories, larger customer bases, and greater brand recognition than the Company. Management is not aware of any significant barriers to the Company's entry into the skill crane machine market, however, the Company at this time has no market share of this market.


Suppliers and Sources of Raw Materials

Management will rely on their experience and knowledge in the skill crane machine business for purchasing skill crane machines and plush products. While the Company has no current contracts with skill crane machine suppliers, Management is familiar with these manufacturers and suppliers such as Rainbow Cranes, Inc., Vend Tech Industries, Inc., and Smart Industries. Management feels that skill crane machine availability will not be a problem, as Rainbow Crane, Inc. is already the primary supplier of existing skill crane machines in the United States, and Canada. Management has successfully tested the software interface application of the Company's copyrighted software with existing skill crane technology. The Company will deal directly with Chinese manufacturers such as Guang Lai Industrial, Sun Rex Products, and Sung Wah Sun, Ltd. for all of the products used in its skill crane machines. The Company will enter into agreements with manufacturers and suppliers per its business plan after raising capital during the first six months of its plan.


Dependence on One or a Few Major Customers

The Company will not depend on any one or a few major customers. Management has experience in the setup up process and long term operations of skill crane business sites in the United States. Management has in-depth experience in operating skill crane businesses and site setups in the Company's first three targeted markets: New York, Florida, and California. The Company intends to operate over five hundred skill crane sites by the end of the first two years of its business plan.


Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company owns its Internet domain name, has setup its first web page "smartcrane.net", has filed for copyright protection of its copyrightable skill crane control communications software, and will expand its web site in the fourth quarter of 2000. The Company has no current plans for any additional registrations such as patents, other trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. The Company will assess the need for any additional copyright, trademark or patent applications on an ongoing basis.

On March 15, 1999, the Company signed an exclusive license agreement with its President for use of his skill crane control communications software in exchange for 5,000 restricted shares of the Company's common stock. The Company issued 5,000 shares of its common stock in exchange for a ten year exclusive right to development, manufacturing, marketing, sale, sublicensing, and any and all usages of the skill crane control communications software in the United States and throughout the world. After twenty years the license is subject to automatic renewal each year thereafter, subject to written notification, sixty days in advance of the renewal, by both parties of the license agreement.


Need for Government Approval for its Products or Services

The Company is not required to apply for or have any government approval for its products or services.

Effect of Existing or Probable Governmental Regulations on the Company

The Company will not be subject to Federal laws and regulations that relate directly or indirectly to its operations. In each state the Company operates in, it will be subject to common business and tax rules and regulations pertaining to the operation of skill crane machines. Depending upon individual state sales tax regulations, the Company's skill crane machines will be subject to sales taxes for retail or amusement game operations.


Research and Development Costs During the Last Two Years

The Company has not expended funds for research and development costs since inception.


Costs and Effects of Compliance with Environmental Laws

Environmental regulations have had no materially adverse effect on the Company's operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on the Company's business, financial condition or results of operation. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, the business and prospects of the Company could be adversely affected.


Number of Total Employees and Number of Full-Time Employees

The Company's only current employees are its two Officers who will devote as much time as the Board of Directors determines is necessary to manage the affairs of the Company. The Officers intend to work on a full time basis when the Company raises capital per its business plan. The Company's business plan calls for hiring thirty five new full-time employees during the next twelve months.


Risks

The Company's long-term viability is substantially dependent upon the widespread acceptance of its "smart" skill crane machines capable of daily direct communications with the Company's accounting and inventory control systems. There is no historic evidence that this type of skill crane business will be successful against competition from traditional skill crane machine manufacturers and operators. Without sufficient customers or revenues, the Company would experience a material adverse effect on the Company's business, financial condition, operating results and cash flows.

The Company's performance and future operating results are substantially dependent on the continued service and performance of its current Management. The Company intends to hire a relatively small number of additional technical and marketing personnel in the next year. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its essential employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of the Company's current Management or other key employees, or the inability to attract and retain the necessary technical and marketing personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

The current officers, Mr. Knott and Ms. Sturtevant, are the sole officers and directors of the company and have control in directing the activities of the company. Mr. Knott and Ms. Sturtevant are involved in other business activities and may, in the future, become involved in additional business opportunities. If a specific business opportunity becomes available, the officers and directors of the company may face a conflict of interest. The Company has not formulated a plan to resolve any conflicts that may arise. While the Company and its sole officers and directors have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, they have verbally agreed to limit their roles in all other business activities to roles of passive investors and devote full time services to the Company after the Company raises capital of $5,000,000 through the sale of securities through a private placement and is able to provide officers' salaries per its business plan.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur. Investors in the Company should be particularly aware of the inherent risks associated with the Company's planned business. These risks include a lack of a proven market for the Company's skill crane machines, lack of equity funding, and the size of the Company compared to the size of its competitors. Although Management intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Management has no liquidation plans should the Company be unable to receive funding. Should the Company be unable to implement its business plan, Management would investigate all options available to retain value for the shareholders. Among the options that would be considered are: acquisition of another product or technology, or a merger or acquisition of another business entity that has revenue and/or long-term growth potential. However, there are no pending arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions


Year 2000 Disclosure

As Management has experienced no date recognition problems in computer systems, equipment, or third party provided products, the Company's Year 2000 compliance plan is to utilize software and other products which are already Year 2000 compatible and prepare no Year 2000 contingency plans.

Reports to Securities Holders

The Company's bylaws do not require the Company to deliver an annual report to its shareholders and the Company has not in the past provided an annual report to its shareholders. The Company is voluntarily filing this Form 10K-SB in order to make its financial information equally available to any interested parties or investors. The Company is subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. The Company is required to file Form 10-KSB annually and Form 10-QSB quarterly. In addition, the Company will be required to file Form 8 and other proxy and information statements from time to time as required.

The public may read and copy any materials the Company files with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street NW, Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.


                                     ITEM 2
                             DESCRIPTION OF PROPERTY

The Company's principal executive office address is 7822 Nightingale Way, San Diego, CA 92123. The principal executive office and telephone number are provided by an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by Management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. Management considers the Company's current principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital of $5,000,000 and then begins hiring new employees per its business plan.


                                     ITEM 3
                                LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.


                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 30, 2000, there were no submissions of matters to a vote of security holders.

                                     PART II

                                     ITEM 5
         MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY
                          AND OTHER SHAREHOLDER MATTERS

The Company plans to file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of the date of this filing, there is no public market for the Company's securities. As of September 30, 2000, the Company had 54 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.


                                     ITEM 6
                                PLAN OF OPERATION

The Company's current cash balance is $4,413. Management believes the current cash balance is sufficient to fund the current minimum level of operations through the first quarter of 2001, however, in order to advance the Company's business plan the Company must raise capital through the sale of equity securities. To date, the Company has sold $6,900 in equity securities. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

The Company's business plan encompasses the following steps to implement its computer-controlled skill crane game business plan: after raising capital of $5,000,000 during the first six months, the Company intends to order 500 skill cranes with the Company's new communications system from the manufacturer at a cost of $950,000, and begin securing space for its smart skill cranes in New York, Florida, and California. During months seven through twelve, in order to operate its smart skill crane sites, the Company intends to expend $500,000 for inventory, $50,000 for set-up and maintenance of the Company's web site, $200,000 for advertising, $90,000 for three regional managers, $300,000 for thirty route drivers, $25,000 for two office clerical employees, $80,000 for purchase of computers and fixed assets, and $175,000 for rent and other operating expenses.

Management has made initial progress in implementing its business plan by setting-up its first web page "smartcrane.net", filing for copyright protection of its copyrightable skill crane control communications software, and plans to expand its web site in the first quarter of 2001.

The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in San Diego, purchase equipment, and begin development of its skill crane machine operations. The Company intends to use its equity capital to fund the Company's business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated deployment of its skill crane machines at suitable sites, and a shortfall of funding due to the Company's inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company's officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

There are no current plans for additional product research and development. The Company plans to purchase approximately $80,000 in furniture, computers, software during the next twelve months from proceeds of its equity security sales. The Company's business plan provides for an increase of thirty five employees during the next twelve months.


                                     ITEM 7
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements begin on page F-1 of this document.


                                     ITEM 8
           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                        CONTROL AND FINANCIAL DISCLOSURE

None.

                           AMERICAN TOY VENDING, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS



                                                                               PAGE #
                                                                               ------
INDEPENDENT AUDITORS REPORT                                                       F1


ASSETS                                                                            F2


LIABILITIES AND STOCKHOLDERS' EQUITY                                              F3


STATEMENT OF OPERATIONS                                                           F4


STATEMENT OF STOCKHOLDERS' EQUITY                                                 F5


STATEMENT OF CASH FLOWS                                                           F6


NOTES TO FINANCIAL STATEMENTS                                                 F7-F11

                                BARRY L. FRIEDMAN
                          CERTIFIED PUBLIC ACCOUNTANT


1582 TULITA DRIVE                                        OFFICE (702) 361-8414
LAS VEGAS, NEVADA 89123                                  FAX NO. (702) 896-0278



                          INDEPENDENT AUDITORS' REPORT


Board of Directors                                            October 27, 2000
AMERICAN TOY VENDING, INC.
San Diego, California


        I have audited the accompanying Balance Sheets of AMERICAN TOY VENDING, INC. (A Development Stage Company), as of September 30, 2000, and September 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 2000, and the period March 10, 1999, (inception), to September 30, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERICAN TOY VENDING, INC. (A Development Stage Company), as of September 30, 2000, and September 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 2000, and the period March 10, 1999, (inception), to September 30, 1999, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Barry L. Friedman
-------------------------------------
Barry L. Friedman
Certified Public Accountant





                                     - F1 -

                           AMERICAN TOY VENDING, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS



                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                     2000                  1999
                                                 -------------         -------------
CURRENT ASSETS

    CASH                                           $1,295                 $6,900
                                                   ------                 ------

    TOTAL CURRENT ASSETS                           $1,295                 $6,900
                                                   ------                 ------

OTHER ASSETS                                       $    0                 $    0
                                                   ------                 ------

    TOTAL OTHER ASSETS                             $    0                 $    0
                                                   ------                 ------

TOTAL ASSETS                                       $1,295                 $6,900
                                                   ------                 ------







    The accompanying notes are an integral part of these financial statements

                                     - F2 -

                           AMERICAN TOY VENDING, INC.
                         (A Development Stage Company)


                                 BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                    2000                  1999
                                                 -------------         -------------
CURRENT LIABILITIES                                $     0               $     0
                                                   -------               -------

    TOTAL CURRENT LIABILITIES                      $     0               $     0
                                                   -------               -------


STOCKHOLDERS' EQUITY (Note #4)

    Common stock No par value
    Authorized 25,000 shares
    Issued and outstanding at

    September 30, 1999-
    16,900 shares                                                        $16,900

    Common Stock
    Par value $0.001
    Authorized 50,000,000 shares
    Issued and Outstanding at

    September 30, 2000-
    10,985,000 shares                              $10,985

    Additional Paid-In Capital                       5,915                     0

    Deficit accumulated during
    The Development stage                          -15,605               -10,000


TOTAL STOCKHOLDERS' EQUITY                         $ 1,295               $ 6,900
                                                   -------               -------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $ 1,295               $ 6,900
                                                   -------               -------



    The accompanying notes are an integral part of these financial statements



                                     - F3 -

                           AMERICAN TOY VENDING, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS



                                          YEAR                     MAR. 10,               MAR. 10, 1999
                                          ENDED                    1999, TO               (INCEPTION)
                                         SEP. 30,                  SEPT. 30,               TO SEP. 30,
                                          2000                       1999                     2000
                                       -----------               -----------               -----------
INCOME
    Revenue                            $         0               $         0               $         0
                                       -----------               -----------               -----------


EXPENSES

    General, Selling and
    Administrative                     $     5,605               $    10,000               $    15,605
                                       -----------               -----------               -----------

    TOTAL EXPENSES                     $     5,605               $    10,000               $    15,605
                                       -----------               -----------               -----------

NET PROFIT/LOSS (-)                    $    -5,605               $   -10,000               $   -15,605
                                       -----------               -----------               -----------


Net Profit/Loss(-)
per weighted share
(Note #1)                              $    -.0005               $    -.0009               $    -.0014
                                       -----------               -----------               -----------


Weighted average
Number of common
shares outstanding                      10,985,000                10,985,000                10,985,000
                                       -----------               -----------               -----------




    The accompanying notes are an integral part of these financial statements

                                     - F4 -

                           AMERICAN TOY VENDING, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                       Additional                Accumu-
                                       Common                   Stock                   paid-in                   lated
                                       Shares                   Amount                  Capital                  Deficit
                                     ----------               ----------               ----------               --------
March 15, 1999
Issued For Services                      10,000               $   10,000               $        0

April 30, 1999
Issued For Cash                           6,900                    6,900                        0

Net loss year ended
March 10, 1999
(Inception) to
September 30, 1999                                                                                              $-10,000
                                     ----------               ----------               ----------               --------

Balance,
September 30, 1999                       16,900               $   16,900               $        0               $-10,000

March 24, 2000
Changed par value from
No par value to $0.001                                           -16,883                  +16,883

March 25, 2000
Forward Stock Split
10 for 1                                152,100                     +152                     -152

May 31, 2000
Forward stock split
65 for 1                             10,816,000                  +10,816                  -10,816

Net Loss Year Ended
September 30, 2000                                                                                                -5,605

Balance,
September 30, 2000                   10,985,000               $   10,985               $    5,915               $-15,605
                                     ----------               ----------               ----------               --------



    The accompanying notes are an integral part of these financial statements



                                     - F5 -

                           AMERICAN TOY VENDING, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS



                                       YEAR                 MAR. 10,           MAR.10,1999
                                       ENDED               1999, TO            (INCEPTION)
                                      SEP. 30,             SEPT. 30,           TO SEP. 30,
                                        2000                 1999                  2000
                                      --------             ---------           -----------
Cash Flows from
Operating Activities

    Net Loss                          $-5,605             $-10,000               $-15,605

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities
    Issue Common Stock
    For Services                            0              +10,000                +10,000

Changes in assets and
Liabilities                                 0                    0                      0
                                      -------              -------               --------

Net cash used in
Operating activities                  $-5,605               $    0               $ -5,605

Cash Flows from
Investing Activities                        0                    0                      0

Cash Flows from
Financing Activities

    Issuance of Common
    Stock for Cash                          0               +6,900                 +6,900
                                      -------              -------               --------

Net Increase (decrease)               $-5,605              $+6,900               $ +1,295
                                      -------              -------               --------

Cash,
Beginning of period                    +6,900                    0                      0
                                      -------              -------               --------

Cash, End of Period                    $1,295               $6,900               $  1,295
                                      -------              -------               --------



    The accompanying notes are an integral part of these financial statements

                                     - F6 -

                           AMERICAN TOY VENDING, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                   SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized March 10,1999, under the laws of the State of Nevada as AMERICAN TOY VENDING, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

                The Company records income and expenses on the accrual method.

        Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and equivalents

                The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.



                                     - F7 -

                           AMERICAN TOY VENDING, INC.
                          (A Development Stage Company)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                   SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Income Taxes

                Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


        Reporting on Costs of Start-Up Activities

                Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

        Loss Per Share

                Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.


                                     - F8 -

                           AMERICAN TOY VENDING, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                   SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


        Year End

        The Company has selected September 30th as its fiscal year-end.

        Year 2000 Disclosure

                The Y2K issue had no effect on this Company.


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended September 30, 2000. The Company's total deferred tax asset as of September 30, 2000, is as follows:

               Net operation loss carry forward               $15,605
               Valuation allowance                            $15,605

               Net deferred tax asset                         $     0

        The federal net operating loss carry forward will expire by 2019.

        This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4 - STOCKHOLDERS' EQUITY

        Common Stock

        The authorized common stock of the corporation consists of 50,000,000 shares with a par value $0.001 per share.




                                     - F9 -

                           AMERICAN TOY VENDING, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999



NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

        Preferred Stock

        The Company has no preferred stock.

        On March 24, 1999, the Company issued 10,000 shares of its no-par-value common stock for services of $10,000 to its directors.

        On April 30, 1999, the company issued 6,900 shares of its no-par-value common stock for cash of $6,900.

        On March 24, 2000, the State of Nevada approved the Company's restated Articles of Incorporation, which changed the par value from no par to $0.001. Also, the Company's authorized common stock was increased from 25,000 shares to 50,000,000 shares.

        On March 25, 2000, the Company approved a forward stock split on the basis of 10 for 1, thus increasing the common stock from 16,900 shares to 169,000 shares.

        On May 31, 2000, the Company approved a forward stock split on the basis of 65 for 1, thus increasing the common stock from 169,000 shares to 10,985,000.


NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and/or directors have informally committed to advancing the operating costs of the Company interest free, if necessary.



                                     - F10 -

                           AMERICAN TOY VENDING, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                   SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999



NOTE 6 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional shares of common stock.


NOTE 7 - RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.






                                     - F11 -

                                    PART III

                                     ITEM 9
                    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
                               AND CONTROL PERSONS


        The Directors and Officers of the Company, all of those whose one year terms will expire 12/31/00, or at such a time as their successors shall be elected and qualified are as follows:


Name & Address                Age            Position        Date First Elected      Term Expires
--------------                ---            --------        ------------------      ------------
Alastair Knott                35            President,             3/15/99             12/31/00
7822 Nightingale Way                        Director,
San Diego, Ca 92123


Kathleen Sturtevant           33            Secretary,             3/15/99             12/31/00
7822 Nightingale Way                        Treasurer
San Diego, CA 92123                         Director

Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Resumes

Alastair Knott, President & Director

1998 - Current          Independent Consultant for a variety of industries.
                        Specializing in software design for Internet web pages, design and implementation of e-commerce revenue strategies, conversion of in-house tax and regulatory agency reporting to electronic filing systems, design and implementation of field operations electronic reporting and control systems.

1995 - 1998             Director of Operations, Atlantic Skill Cranes, Inc., a
                        designer and operator of computer-controlled skill crane game machines in ten states. Responsibilities included design and maintenance of electronic and mechanical systems for computer-controlled skill crane game machines, design of electronic warehouse receiving, shipping, inventory control systems, maintenance of corporate web site, design and implementation of field operations electronic asset, inventory, and maintenance control systems.


Kathleen Sturtevant, Secretary, Treasurer & Director

1999 - Current          Independent contractor providing accounting and
                        management information services for manufacturing, skill crane, and service businesses. Responsibilities include financial statement reporting, inventory control, data processing, billings, and selection of applications software.

1993 - 1998             Equus Financial Services, Inc. - Senior statistical
                        analyst in a commercial and residential loan company.
                        Responsible for loan analysis modeling for institutional lenders.


                                     ITEM 10
                             EXECUTIVE COMPENSATION


The company's current officers receive no compensation.

                           Summary Compensation Table


                                                            Other
Name &                                                      annual      Restricted     Options                   All other
principle                         Salary        Bonus       compen-        stock         SARs         LTIP        compen-
position              Year          ($)          ($)       sation ($)    awards ($)       ($)       Payouts      sation ($)
---------             ----        -------       -----      ----------   -----------    -------      -------      ----------
A Knott               1999          -0-          -0-          -0-          5,000          -0-          -0-          -0-
President             2000          -0-          -0-          -0-            -0-          -0-          -0-          -0-
K Sturtevant          1999          -0-          -0-          -0-          5,000          -0-          -0-          -0-
Director              2000          -0-          -0-          -0-            -0-          -0-          -0-          -0-

There are no current employment agreements between the Company and its executive officers.

The Board agreed to pay Mr. Knott 5,000 shares of the Company's common stock for an exclusive license agreement on March 15, 1999. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $1.00 per share. 45,000 shares of the Company's common stock were issued to him per a 10 for 1 stock split on March 25, 2000. 3,200,000 shares of the Company's common stock were issued to him per a 65 for 1 stock split on May 31, 2000.

The Board agreed to pay Ms. Sturtevant for administrative services and services related to the Company's business plan 5,000 shares of the Company's common stock on March 15, 1999. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $1.00 per share. 45,000 shares of the Company's common stock were issued to her per a 10 for 1 stock split on March 25, 2000. 3,200,000 shares of the Company's common stock were issued to her per a 65 for 1 stock split on May 31, 2000.

The terms of these stock issuances were as fair to the Company, in the Board's opinion, as could have been made with an unaffiliated third party.

The Officers currently devote an immaterial amount of time to manage the affairs of the Company. The Directors and Principal Officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $20,000 at each month end. When positive cash flow reaches $20,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.

                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT


The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - September 30, 2000:


Title Of             Name &                                 Amount &               Percent
Class                Address                             Nature of owner            Owned
--------             -------                             ---------------           -------
Common               Alastair Knott                        3,250,000 (a)                30%
                     7822 Nightingale Way
                     San Diego, CA 92123

Common               Kathleen Sturtevant                   3,250,000 (b)                30%
                     7822 Nightingale Way
                     San Diego, CA 92123

Total Shares Owned by Officers & Directors
As a Group                                                 6,500,000                    60%


(a) Mr. Knott received 5,000 shares of the Company's common stock on March 15, 1999 for a license agreement related to the Company's business plan. 45,000 shares of the Company's common stock were issued to him per a 10 for 1 stock split on March 25, 2000. 3,200,000 shares of the Company's common stock were issued to him per a 65 for 1 stock split on May 31, 2000.

(b) Ms. Sturtevant received 5,000 shares of the Company's common stock on March 15, 1999 for administrative services and services related to the Company's business plan. 45,000 shares of the Company's common stock were issued to her per a 10 for 1 stock split on March 25, 2000. 3,200,000 shares of the Company's common stock were issued to her per a 65 for 1 stock split on May 31, 2000.


                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The principal executive office and telephone number are provided by Ms. Sturtevant, an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes.

                                     ITEM 13
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



        Exhibit 23      Consent of Experts and counsel

        Exhibit 27      Financial Data Schedule

        Reports filed on Form 8-K: None

        Reports required to be filed by Regulation S-X: None



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       American Toy Vending, Inc.




Date     November 4, 2000              By  /s/ Alastair Knott
                                           ------------------------------------
                                           Alastair Knott, President & Director



Date     November 4, 2000              By  /s/ Katie Sturtevant
                                           ------------------------------------
                                           Katie Sturtevant,
                                           Secretary, Treas. & Dir.