Form 10QSB
period 2000-12-31
AMERICAN TOY VENDING INC
filed 2001-02-06
CIK 1116794

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 2000
                         Commission File Number 0-30923

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

                    7822 NIGHTINGALE WAY, SAN DIEGO, CA 92123
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 692-2406
                               -------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of December 31, 2000, the registrant had 10,985,000 shares of common stock, $.001 par value, issued and outstanding.

                           AMERICAN TOY VENDING, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                DEC 31            SEPT 30
                                                 2000              2000
CURRENT ASSETS
   CASH (on hand & in the bank)                  1,268             1,295

                                             ---------------------------
TOTAL CURRENT ASSETS                             1,268             1,295

FIXED ASSETS

                                             ---------------------------
NET FIXED ASSETS                                     0                 0

OTHER ASSETS



                                             ---------------------------
TOTAL OTHER ASSETS                                   0                 0

                                             ---------------------------
TOTAL ASSETS                                     1,268             1,295
                                             ===========================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

                                             ---------------------------
TOTAL CURRENT LIABILITIES                            0                 0

LONG TERM LIABILITIES

                                             ---------------------------
TOTAL LONG TERM LIABILITIES                          0                 0

                                             ---------------------------
TOTAL LIABILITIES                                    0                 0

STOCKHOLDERS' EQUITY

     COMMON STOCK                               10,985            10,985
     PAID IN CAPITAL                             5,915             5,915

     BEGINNING RETAINED EARNINGS               -15,605           -10,000
     NET INCOME (LOSS)                             -27            -5,605

                                             ---------------------------
     ENDING RETAINED EARNINGS                  -15,632           -15,605

                                             ---------------------------
TOTAL STOCKHOLDERS' EQUITY                       1,268             1,295

                                             ---------------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                1,268             1,295
                                             ===========================

                           AMERICAN TOY VENDING, INC.
                                INCOME STATEMENTS

                                                                                                                  3/10/99
                                                                                                                (Inception)
                                           3 Months Ended   3 Months Ended    Year Ended       Year Ended            to
                                              12/31/00         12/31/99         9/30/00          9/30/99          12/31/00
REVENUE


                                           --------------------------------------------------------------------------------
TOTAL REVENUE                                         0                0                0                0                0

DIRECT COSTS



                                           --------------------------------------------------------------------------------
TOTAL COST OF GOODS SOLD                              0                0                0                0                0

                                           --------------------------------------------------------------------------------
GROSS PROFIT                                          0                0                0                0                0

OPERATING EXPENSES

     MANAGEMENT FEES                                  0                0                0           10,000           10,000
     GENERAL, SELLING & ADMINISTRATIVE               27                0            5,605                0            5,632

                                           --------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                             27                0            5,605           10,000           15,632


                                           --------------------------------------------------------------------------------
INCOME FROM OPERATIONS                              -27                0           -5,605          -10,000          -15,632


OTHER INCOME & EXPENSE




                                           --------------------------------------------------------------------------------
TOTAL OTHER INCOME & EXPENSE                          0                0                0                0                0

                                           --------------------------------------------------------------------------------
INCOME BEFORE TAXES                                 -27                0           -5,605          -10,000          -15,632

  PROVISION FOR TAXES



                                           --------------------------------------------------------------------------------
NET INCOME                                          -27                0           -5,605          -10,000          -15,632
                                           ================================================================================

NET LOSS PER SHARE                                  NIL              NIL          -0.0005          -0.0009          -0.0014

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                           10,985,000       10,985,000       10,985,000       10,985,000       10,985,000

                           AMERICAN TOY VENDING, INC.
                             STATEMENT OF CASH FLOWS




                                                                                                3/10/99
                                           3 Months     3 Months       Year        Year       (Inception)
                                            Ended        Ended         Ended       Ended          To
                                          12/31/2000   12/31/1999    9/30/2000   9/30/1999    12/31/2000
CASH FLOWS FROM OPERATING ACTIVITIES
     NET LOSS                                  -27            0       -5,605      -10,000      -15,632

ADJ TO RECONCILE NET LOSS TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
     ISSUE COMMON STOCK                          0            0            0       10,000       10,000


                                           -----------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES          -27            0       -5,605            0       -5,632

CASH FLOWS FROM INVESTING ACTIVITIES             0            0            0            0            0

CASH FLOWS FROM FINANCING ACTIVITIES             0            0            0        6,900        6,900


                                           -----------------------------------------------------------
NET INCREASE (DECREASE)                        -27            0       -5,605        6,900        1,268

CASH BEGINNING OF PERIOD                     1,295        5,700        6,900            0            0

                                           -----------------------------------------------------------
CASH END OF PERIOD                           1,268        5,700        1,295        6,900        1,268

NOTES TO FINANCIAL STATEMENTS

1. MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 2000 and 1999, and the results of operations and the changes in cash for the three months ended December 31, 2000 and 1999, the three months ended December 30, 2000 and 1999, the years ended September 30, 2000 and 1999 and the period of March 10, 1999 (inception) to December 31, 2000. The accompanying financial statements have been adjusted as of December 31, 2000 as required by Item 310(b) of Regulation S-B to include all adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

2. INTERIM REPORTING

The results of operations for the three months ended December 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the remainder of the year.

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

5. Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2000.

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

PART 1 FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $5632 through December 2000 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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



PART II OTHER INFORMATION

ITEM 1 Not applicable.

ITEMS 2-4: Not applicable

ITEM 5: Information required in lieu of Form 8-K: None

ITEM 6: Exhibits and Reports on 8-K:

             a) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        American Toy Vending, Inc.




                                  /s/ Alastair Knott
        Dated: February 5, 2001   -----------------------------------
                                  Alastair Knott
                                  President and Chief Executive Officer