Form 10QSB
period 2001-03-31
AMERICAN TOY VENDING INC
filed 2001-05-10
CIK 1116794

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended March 31, 2001
Commission File Number 0-30923

AMERICAN TOY VENDING, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0455326

(State of Incorporation)	(I.R.S. Employer Identification No.)

7822 NIGHTINGALE WAY, SAN DIEGO, CA 92123

(Address of Principal Executive Offices) (Zip Code)

(619) 692-2406

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]               No  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date.

As of March 31, 2001, the registrant had 10,985,000 shares of common stock, $.001 par value, issued and outstanding.

FINANCIAL STATEMENTS (continued)

AMERICAN TOY VENDING, INC.
BALANCE SHEETS
(Unaudited)

ASSETS

	MAR 31	SEPT 30
	2001	2000

CURRENT ASSETS

CASH (on hand & in the bank)	602	1,295

TOTAL CURRENT ASSETS	602	1,295

FIXED ASSETS

NET FIXED ASSETS	0	0

OTHER ASSETS

TOTAL OTHER ASSETS	0	0

TOTAL ASSETS	602	1,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

TOTAL CURRENT LIABILITIES	0	0

TOTAL LIABILITIES	0	0

STOCKHOLDERS’ EQUITY

COMMON STOCK	10,985	10,985

Par Value $0.001, 50,000,000 shares authorized, 10,985,000 issued & outstanding

PAID IN CAPITAL	5,915	5,915

BEGINNING RETAINED EARNINGS	-15,605	-10,000

NET INCOME (LOSS)	-693	-5,605

ENDING RETAINED EARNINGS	-16,298	-15,605

TOTAL STOCKHOLDERS’ EQUITY	602	1,295

TOTAL LIAB & STOCKHOLDERS’ EQUITY	602	1,295

The accompanying notes are an integral part of these financial statements.

FINANCIAL STATEMENTS (continued)

AMERICAN TOY VENDING, INC.
INCOME STATEMENTS
(Unaudited)

					3/10/1999
					(Inception)
	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended	to
	3/31/01	3/31/00	3/31/01	3/31/00	3/31/01

REVENUE

TOTAL REVENUE	0	0	0	0	0

DIRECT COSTS

TOTAL COST OF GOODS SOLD	0	0	0	0	0

GROSS PROFIT	0	0	0	0	0

OPERATING EXPENSES

MANAGEMENT FEES	0	0	0	0	10,000

GENERAL, SELLING & ADMINISTRATIVE	666	0	693	0	6,298

TOTAL OPERATING EXPENSES	666	0	693	0	16,298

INCOME FROM OPERATIONS	-666	0	-693	0	-16,298

INCOME BEFORE TAXES	-666	0	-693	0	-16,298

PROVISION FOR TAXES

NET INCOME	-666	0	-693	0	-16,298

NET LOSS PER SHARE	-0.0001	NIL	-0.0001	NIL	-0.0015

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING	10,985,000	10,985,000	10,985,000	10,985,000	10,985,000

The accompanying notes are an integral part of these financial statements.

FINANCIAL STATEMENTS (continued)

AMERICAN TOY VENDING, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

					3/10/1999
	3 Months	3 Months	6 Months	6 Months	(Inception)
	Ended	Ended	Ended	Ended	to
	3/31/2001	3/31/2000	3/31/2001	3/31/2000	3/31/2001

CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS	-666	0	-693	0	-16,298

ADJ TO RECONCILE NET LOSS TO NET

CASH PROVIDED BY OPERATING ACTIVITIES

ISSUE COMMON STOCK	0	0	0	0	10,000

NET CASH USED IN OPERATING ACTIVITIES	-666	0	-693	0	-6,298

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES	0	0	0	0	0

NET INCREASE (DECREASE)	-666	0	-693	0	-6,298

CASH BEGINNING OF PERIOD	1,268	6,900	1,295	6,900	6,900

CASH END OF PERIOD	602	6,900	602	6,900	602

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Accumu-
	Common	Stock	paid-in	lated
	Shares	Amount	Capital	Deficit

March 15, 1999

Issued Stock for Services	10,000	$10,000	$0	0

April 30, 1999

Issued for Cash	6,900	$6,900	$0

Net Loss year ended March 10, 1999
(Inception) to September 30, 1999				$-10,000

Balance, September 30, 1999	16,900	$16,900	$0	$-10,000

March 24, 2000

Changed Par Value from No par value to $0.001		$-16,883	$16,883

March 25, 2000

Forward Stock Split 10 for 1	152,100	$152	$-152

May 31, 2000

Forward Stock Split 65 for 1	10,816,000	$10,816	$-10,816

Net Loss Year Ended September 30, 2000				-5,605

Balance, September 30, 2000	10,985,000	10,985	5,915	-15,605

Net Loss Period Ended December 31, 2000				-27

Net Loss Period Ended March 31, 2001				-666

Balance, March 31, 2001	10,985,000	10,985	5,915	-16,298

The accompanying notes are an integral part of these financial statements.

FINANCIAL STATEMENTS (continued)

NOTES TO FINANCIAL STATEMENTS

Note 1. History and Organization of the Company

The Company was incorporated on March 10, 1999 (Date of Inception) under the laws of the State of Nevada, as American Toy Vending, Inc.. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company.

Note 2. Summary of Significant Accounting Policies

Accounting policies and procedures have not been determined except as follows:

1.	The Company uses the accrual method of accounting.

2.	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.	The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity date of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001.

4.	Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company has no dilutive common stock equivalents such as stock options as of March 31, 2001.

5.	The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6.	Web development costs are capitalized and amortized over a period of 60 months.

7.	The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

8.	The Company has selected September 30th as its fiscal year end.

FINANCIAL STATEMENTS (continued)

NOTES TO FINANCIAL STATEMENTS

Note 3. Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended March 31, 2001, due to the net loss and no state income tax in Nevada.

Note 4. Stockholders’ equity

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 Shares of Common Stock, .001 par value per share.

On March 15, 1999, the shareholders authorized the issuance of 5,000 shares of common stock to Mr. Knott for a license agreement related to the Company’s business plan and 5,000 shares of common stock to Ms. Sturtevant for services related to the Company’s business plan for a total of 10,000 Rule 144 shares.

From the period of approximately April 1, 1999 until April 30, 1999, the Company offered and sold 6,900 shares at $1.00 per share to non-affiliated private investors. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

On March 25, 2000, the Board of Directors authorized a forward stock split of 10 for 1 resulting in a total of 169,000 shares of common stock issued and outstanding.

On May 31, 2000, the Board of Directors authorized a forward stock split of 65 for 1 resulting in a total of 10,985,000 shares of common stock issued and outstanding.

There have been no other issuances of common or preferred stock.

Note 5. Going concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not commenced its planned principal operations and it intends to sell additional shares of its authorized common or preferred stock if capital is needed. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

FINANCIAL STATEMENTS (continued)

NOTES TO FINANCIAL STATEMENTS

Note 6. Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7. Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

PART I   FINANCIAL INFORMATION

Management’s Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $6298 through March 2001 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company’s equity securities have allowed the Company to maintain a positive cash flow balance.

The Company’s two year business plan encompasses the following steps to implement its computer-controlled skill crane game business plan: after raising capital of $5,000,000 during the first six months, the Company intends to order 500 skill cranes with the Company’s new communications system from the manufacturer at a cost of $950,000, and begin securing space for its smart skill cranes in New York, Florida, and California. During months seven through twelve, in order to operate its smart skill crane sites, the Company intends to expend $500,000 for inventory, $50,000 for set-up and maintenance of the Company’s web site, $200,000 for advertising, $90,000 for three regional managers, $300,000 for thirty route drivers, $25,000 for two office clerical employees, $80,000 for purchase of computers and fixed assets, and $175,000 for rent and other operating expenses.

Management has made initial progress in implementing its business plan by setting-up its first web page “smartcrane.net”, filing for copyright protection of its copyrightable skill crane control communications software, and plans to expand its web site in the second quarter of 2001.

The Company will only be able to continue to advance its business plan after it receives capital funding through the sale of equity securities. After raising capital, Management intends to hire employees, rent commercial space in San Diego, purchase equipment, and begin development of its skill crane machine operations. The Company intends to use its equity capital to fund the Company’s business plan during the next twelve months as cash flow from sales is not estimated to begin until year two of its business plan. The Company will face considerable risk in each of its business plan steps, such as difficulty of hiring competent personnel within its budget, longer than anticipated deployment of its skill crane machines at suitable sites, and a shortfall of funding due to the Company’s inability to raise capital in the equity securities market. If no funding is received during the next twelve months, the Company will be forced to rely on its existing cash in the bank and funds loaned by the directors and officers. The Company’s officers and directors have no formal commitments or arrangements to advance or loan funds to the Company. In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

PART II   OTHER INFORMATION

ITEM 1	Not applicable.

ITEMS 2-4:	Not applicable

ITEM 5:	Information required in lieu of Form 8-K: None

ITEM 6:	Exhibits and Reports on 8-K:

                                a). Change in Certifying Accountant Form 8-K filed April 12, 2001

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Toy Vending, Inc.

Dated: May 10, 2001	/s/ Alastair Knott

Alastair Knott President and Chief Executive Officer