Form 10QSB
period 2001-06-30
AMERICAN TOY VENDING INC
filed 2001-07-25
CIK 1116794

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended June 30, 2001
Commission File Number 0-30923

AMERICAN TOY VENDING, INC.

(Exact name of registrant as specified in its charter)

NEVADA	88-0455326

(State of Incorporation)	(I.R.S. Employer Identification No.)

13640 WHITE ROCK STATION ROAD, POWAY, CA 92064

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

As of June 30, 2001, the registrant had 10,985,000 shares of common stock, $.001 par value, issued and outstanding.

AMERICAN TOY VENDING, INC.
(a Development Stage Company)
BALANCE SHEETS

ASSETS

	JUNE 30	SEPT 30
	2001	2000

	(Unaudited)
CURRENT ASSETS CASH (on hand & in the bank)	508	1,295

TOTAL CURRENT ASSETS	508	1,295

TOTAL ASSETS	508	1,295

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	0	0

TOTAL CURRENT LIABILITIES	0	0

STOCKHOLDERS’ EQUITY

COMMON STOCK

Par Value $0.001, 50,000,000 shares authorized, 10,985,000 issued & outstanding	10,985	10,985

PAID IN CAPITAL	5,915	5,915

(DEFICIT) ACCUMULATED DURING DEVELOPMENT STAGE	-16,392	-15,605

TOTAL STOCKHOLDERS’ EQUITY	508	1,295

TOTAL LIAB & STOCKHOLDERS’ EQUITY	508	1,295

The accompanying notes are an integral part of these financial statements.

FINANCIAL STATEMENTS (continued)

AMERICAN TOY VENDING, INC.
(a Development Stage Company)

INCOME STATEMENTS
(Unaudited)

					3/10/1999
	3 Months	3 Months	9 Months	9 Months	(Inception)
	Ended	Ended	Ended	Ended	to
	6/30/01	6/30/00	6/30/01	6/30/00	6/30/01

REVENUE	0	0	0	0	0

TOTAL REVENUE	0	0	0	0	0

OPERATING EXPENSES

MANAGEMENT FEES	0	0	0	0	10,000

GENERAL, SELLING & ADMINISTRATIVE	94	0	787	0	6,392

TOTAL OPERATING EXPENSES	94	0	787	0	16,392

NET (LOSS)	-94	0	-787	0	-16,392

NET (LOSS) PER SHARE	0.0000	0.0000	0.0000	0.0000	0.0000

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,985,000	10,985,000	10,985,000	10,985,000	10,985,000

STATEMENT OF CASH FLOWS

(Unaudited)

			3/10/1999
	9 Months	9 Months	(Inception)
	Ended	Ended	to
	6/30/2001	6/30/2000	6/30/01

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	-787	0	-16,392

ADJ TO RECONCILE NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES
ISSUE COMMON STOCK	0	0	10,000

NET CASH USED IN OPERATING ACTIVITIES	-787	0	-6,392

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES	0	0	0

NET INCREASE (DECREASE)	-787	0	-6,392

CASH BEGINNING OF PERIOD	1,295	6,900	6,900

CASH END OF PERIOD	508	6,900	508

The accompanying notes are an integral part of these financial statements.

AMERICAN TOY VENDING, INC.
(a Development Stage Company)
NOTES

Note 1. Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended September 30, 2000 and notes thereto included in the Company’s 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2. Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2001 the Company has not recognized revenue to date and has accumulated operating losses of approximately $16,000 since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3. Related party transactions

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

PART I   FINANCIAL INFORMATION

Management’s Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses of $6392 through June 2001 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. Sales of the Company’s equity securities have allowed the Company to maintain a positive cash flow balance.

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

Management has made initial progress in implementing its business plan by setting-up its first web page “smartcrane.net”, filing for copyright protection of its copyrightable skill crane control communications software, and plans to expand its web site in the fourth quarter of 2001.

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

American Toy Vending, Inc.

Dated: July 25, 2001	/s/ Alastair Knott Alastair Knott President and Chief Executive Officer