Form 10KSB
period 2001-09-30
AMERICAN TOY VENDING INC
filed 2001-12-28
CIK 1116794

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Year Ended September 30, 2001
Commission File Number 0-30923

AMERICAN TOY VENDING, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	88-0455326
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13640 White Rock Station Road, Poway, CA	92064
(Address of principal Executive Offices)	(Zip Code)

(619) 692-2406 (Issuer’s Telephone Number)

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock — .001 Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [X]           No [   ]

The issuer had no revenues for the year ended September 30, 2001.

As of September 30, 2001, the registrant had 10,985,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1

ITEM 1
DESCRIPTION OF THE BUSINESS

DESCRIPTION OF BUSINESS

Form and Year of Organization

American Toy Vending, Inc. was incorporated in Nevada on March 10, 1999. From inception until the date of this filing we have had no material operating activities. We are a development stage company with essentially no revenues or operating history.

Bankruptcy or Similar Proceedings

There have been no bankruptcy, receivership or similar proceedings.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Principal Products or Services and their Markets

We intend to become a primary developer and operator of computer-controlled skill crane game machines, (“skill cranes”) in the United States. Current versions of skill cranes involve one player’s skilled manipulation of a “joy stick” to guide a mechanical claw or metal paddle to extract one prize such as a piece of jewelry or plush (stuffed toy animals such as teddy bears, or dolls) from a large stack of prizes prominently displayed inside the glass walls of the skill crane. The player wins the prize by directing the claw or metal paddle to move the prize from the large stack of prizes in the crane into a chute for delivery to the winning player. Normally, the longer a player practices and plays, the more adept he or she becomes at winning a prize.

Our proprietary skill crane software is designed to precisely monitor inventory levels at skill crane sites on a daily basis to lower our costs while increasing sales by eliminating out of stock problems at the skill crane sites and determine revenue flows at skill crane sites to differentiate good sales sites from under performing sites.

We plan to use direct marketing sales calls to arrange revenue sharing contracts with business that use skill cranes at their sites. We plan to operate, supply plush prizes, maintain, and clean our skill cranes on a weekly basis at their sites. We plan to pay approximately thirty-three percent of crane gross revenues to business site owners for their permission allowing us to operate skill cranes at their sites. Businesses that use skill cranes for supplemental revenue sources include bars, restaurants, amusement game centers, shopping malls, grocery stores, movie theaters, department store chains, hotels, bingo halls, and gambling casinos. Based upon our management’s experience in the skill crane business, skill crane players are willing to pay an average of $15.00, at a cost of $.50 to $1.00 per play, each time they play in order to win a prize. Average weekly gross sales for one skill crane range from $200 at a bar or restaurant to over $1,000 at a bingo hall or gambling casino.

The skill crane business has the following four industry-specific components:

1) Prizes (products) used in skill cranes, such as plush and jewelry, are purchased through distributors or manufacturing trade group representatives in the United States. Company buyers make their purchases through trade shows held in locations such as Las Vegas and New York (the largest is Toy Fair held each February in Manhattan), as well as their contacts with Chinese manufacturing reps and U. S. distributors making local sales calls. Plush is often designed in the form of unique pieces for specific events such as local football or baseball team mascots, or seasonal pieces such as Valentine’s Day stuffed bears, or Christmas season oriented designs.

2) Although plush may appear to be very durable to the consumer, it is in fact a perishable commodity when kept in containers or warehouses. Inventory control is critical as plush prize items may not be packed too closely together, require large storage areas, and have a useful shelf life of approximately one year before they must be discounted or discarded due to accumulation of dirt, odors, mildew, etc. In management’s experience, purchasing agents often order too much plush for inventory based solely upon manufacturing reps’ and distributors’ offers of large volume purchase discounts. Typical large volume “discount” purchase orders result in excessive warehouse storage costs and annual write-offs of worthless inventory.

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

We intend to rely on our management’s knowledge, experience, and abilities in the skill crane business to successfully integrate our following key competitive elements:

Purchasing

Virtually all prizes offered in skill cranes are products manufactured in China. In management’s experience, over 90% of all skill cranes offer plush manufactured in Southern and Southeastern China, with primary contact companies located in the cities of Shenzhen and Shanghai. Management will use its knowledge of direct purchasing arrangements with manufacturers in China and utilize in-house buying to purchase direct from Chinese factories instead of through U. S. distributors in order to achieve lower plush costs. Management has experience with the utilization of Internet communications with Chinese factory contacts for ordering and shipping.

Inventory Control

We intend to utilize inventory management systems that link purchasing to warehouse daily inventory balances, and link shipping of plush from the warehouse to field crane sites via daily sales and inventory reporting. American Toy will use its copyrighted communications software that will interface with standard inventory control systems in order to link the warehouse with each skill crane site via a paging system for inventory usage and by interface via the Internet for direct factory ordering.

Route Reports

American Toy plans to utilize a skill crane game machine design that integrates our unique copyrighted software allowing centrally controlled communications through paging systems with skill cranes installed at field sites for daily polling of sales and inventory usage. This software was developed by our management, licensed by management to American Toy, and copyrighted by us.

The first markets American Toy intends to service are the high skill crane usage states of New York, Florida, and California. Management is already familiar with skill crane operations in each of these states.

Distribution Methods of Products or Services

American Toy plans to own and operate all of our own skill cranes. We plan to use direct marketing sales calls to arrange revenue sharing contracts with business that use skill cranes at their sites. We plan to operate, supply plush prizes, maintain, and clean our skill cranes on a weekly basis at their sites. We plan to pay approximately thirty-three percent of crane gross revenues to business site owners for their permission allowing us to operate skill cranes at their sites.

Our proprietary skill crane software is designed to reduce the cost of goods sold in the skill crane business. The direct plush costs and labor associated with ordering, warehousing, and servicing sites comprises the bulk of our cost of goods sold. We intend to operate our new generation of skill cranes that use our software to utilize paging systems to poll the inventory for each skill crane at a site. This allows us to integrate that information into our inventory and factory purchasing systems. Our goals include reducing route driver servicing time as drivers will know which sites need new inventory, and focusing on site sales levels to eliminate the current industry common problems with out of stock situations and time delays in removing a crane from a non-performing or under-performing site. Our proprietary skill crane software is designed to precisely monitor inventory levels at skill crane sites on a daily basis to lower our costs while increasing sales by eliminating out of stock problems at the skill crane sites.

In order to encourage use of our skill cranes, we intend to offer information about American Toy, its plush (stuffed toy animals, dolls, etc.) prizes, and its new generation of electronic skill cranes to the public and to prospective site owners on its web site, www.smartcrane.net. This web site address is an inactive textual reference only. Instructions printed on each skill crane will encourage players to visit the company’s web site to learn about trading in their plush items at their skill crane site for coupons allowing them to earn even larger plush items.

American Toy will utilize our management’s knowledge in its initial operating areas to secure smart skill crane sites, hire route drivers and local managers, ship smart skill cranes and plush inventory to each site.

Status of Any Publicly Announced New Products or Services

American Toy has no new product or service planned or announced to the public.

Competition and Competitive Position

The size and financial strength of our primary competitors, traditional skill crane companies, American Coin Merchandising, Inc. (d.b.a. Sugarloaf), Soft Toys, Inc., and Atlantic Skill Cranes, Inc. are substantially greater than those of our company. In examining major competitors, we have found they all face the same industry-specific components that reduce profitability: sole dependence on manufacturing reps and U. S. distributors for products, excess inventory in warehouses, and less than optimum field communications resulting in problems with theft and excess field inventory.

Any consideration of competitors’ products and related product reviews should include the facts that American Toy’s competitors have longer operating histories, larger customer bases, and greater brand recognition than American Toy. We are not aware of any significant barriers to American Toy’s entry into the skill crane market, however, American Toy at this time has no market share of this market.

We plan to use this industry’s overriding marketing method of making direct sales calls to locations which utilize skill cranes at their locations: bars, restaurants, amusement game centers, shopping malls, grocery stores, movie theaters, department store chains, hotels, bingo halls, and gambling casinos. In order to effectively compete, we intend to emphasize superior service than our competitor’s by utilizing our software which will allow us to check site inventories on a daily basis. Our goal is to eliminate low stock or out of stock situations which cause lower site sales.

Suppliers and Sources of Raw Materials

Management will rely on their experience and knowledge in the skill crane machine business for purchasing skill crane machines and plush products. While we have no current contracts with skill crane machine suppliers, management is familiar with these manufacturers and suppliers such as Rainbow Cranes, Inc., Vend Tech Industries, Inc., and Smart Industries. Management feels that skill crane machine availability will not be a problem, as Rainbow Crane, Inc. is already the primary supplier of existing skill crane machines in the United States, and Canada. Management has successfully tested the software interface application of the company’s copyrighted software with existing skill crane technology. We intend to deal directly with Chinese manufacturers such as Guang Lai Industrial, Sun Rex Products, and Sung Wah Sun, Ltd. for all of the products used in its skill crane machines. Although we have no current relationship with Chinese manufacturers and suppliers, we intend to enter into agreements with manufacturers and suppliers per our business plan after raising capital during the first six months of our plan.

Dependence on One or a Few Major Customers

American Toy will not depend on any one or a few major customers. Management has experience in the setup up process and long term operations of skill crane business sites in the United States. Management has in-depth experience in operating skill crane businesses and site setups in American Toy’s first three targeted markets: New York, Florida, and California. We intend to operate over five hundred skill crane sites by the end of the first two years of our business plan.

Patents, Trademarks, Franchises, Concessions, or Royalty Agreements

American Toy has been granted copyright protection for its skill crane software. We own our Internet domain name, and we have setup a simple one page web site, “smartcrane.net”. We intend to greatly expand our web site as we receive funding per our business plan. We have no current plans for any additional registrations such as patents, trademarks, additional copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any additional copyright, trademark or patent applications on an ongoing basis.

On March 15, 1999, the company signed an exclusive license agreement with its president for use of his skill crane control communications software in exchange for 3,250,000 (post split basis) restricted shares of the company’s common stock. We issued 3,250,000 (post split basis) shares of our common stock in exchange for a ten year exclusive right to development, manufacturing, marketing, sale, sublicensing, and any and all usages of the skill crane control communications software in the United States and throughout the world. All development and modifications to this software that we perform belongs to the licensor (our president). The term of the license agreement is for ten years. After ten years the license is subject to automatic renewal each year thereafter, subject to written notification, sixty days in advance of the renewal, by both parties of the license agreement, and commencing on the effective date of the license agreement, unless sooner terminated. This agreement may be terminated by either party after the occurrence of any of the following events within ninety days of receipt of notice, unless a mutual remedy is reached: a material breach or default of any obligation specified in the agreement, and the failure to correct the material breach or default, the direct or indirect acquisition of control or substantially all of the assets of our company, bankruptcy, insolvency, or reorganization of our company, or a liquidation caused by insolvency of our company. If we cause the material breach or default, we must cease all use of the software and we will remain subject to any payment obligations to the licensor. The license includes a limited warranty from the licensor that warranty service for correction of errors we report will begin within twenty four hours of notification of business-impacting errors and seventy two hours of notification of non business-impacting errors. The licensor does not warranty that all errors in the software will be corrected. The licensor is not responsible for our loss of profit or other expenses or damages resulting from the use of the licensed software. While we have a license for use of this software for the United States and throughout the world, we must receive written consent from the licensor before we may sell and export this software outside of the United States. Our license includes a confidentially provision between us and the licensor.

Need for Government Approval for its Products or Services

American Toy is not required to apply for or have any government approval for its products or services.

Effect of Governmental Regulations on the Company’s Business

American Toy will not be subject to federal laws and regulations that relate directly or indirectly to its operations. We will be subject to common business and tax rules and regulations pertaining to the operation of our business in the State of California.

Research and Development Costs During the Last Two Years

American Toy has not expended funds for research and development costs since inception.

Costs and Effects of Compliance with Environmental Laws

Environmental regulations have had no materially adverse effect on American Toy’s operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on our business, financial condition or results of operation. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, the business and prospects of American Toy could be adversely affected.

Number of Employees

American Toy’s only current employees are its two officers who will devote as much time as the board of directors determines is necessary to manage the affairs of the company. The officers intend to work on a full time basis when American Toy raises capital per its business plan. Our business plan calls for hiring thirty five new full-time employees during the next twelve months.

Reports To Securities Holders

We provide an annual report that includes our financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. American Toy became subject to disclosure filing requirements effective August 28, 2000, and is current in its required filings, including Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington D. C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

Investors in American Toy should carefully consider the following risk factors associated with our plans and product:

American Toy is a development stage company with no operating history. This will make it difficult for our shareholders to evaluate our future plans and prospects.

Investors should carefully evaluate any investment in our company due to the inherent risks, expenses, delays, and difficulties that will likely be a part of our development. As we are implementing a business plan with no near-term revenues, we expect to incur net losses in the foreseeable future.

Our financial status creates a doubt whether we will continue as a going concern. Our independent auditors have issued an audit opinion for American Toy which includes a statement describing our going concern status. If our business plan for the future is not successful, investors will likely lose all of their investment in our stock.

As noted in our accompanying financial statements, our current financial condition of nominal assets and no current operating business activities necessary for revenues and operating capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with no material operations, revenues, or profits.

American Toy’s skill crane product has no sales, proven market, or consumer demand. Without significant user demand for our product, the company could have continued negative cash flow and be unable to remain in business.

The lack of a proven market for our product means that the true market for this product may be minor or nonexistent. This could result in little or no product sales.

American Toy’s business is dependent upon our March 15, 1999 ten year renewable exclusive licensing agreement with our president for use of his skill crane communications software. If we were to lose this license, we would be unable to implement our business plan or continue in business.

The success of our business plan is dependent upon maintaining our core software license agreement with our president. Without this license agreement, we would have to abandon our business plan, and investors would face the loss of their entire investment in our stock.

Our business strategy requires us to raise cash of $5,000,000. Without this funding, we could remain as a development stage company with no material operations, revenues, or profits.

We require new funding of $5,000,000 in order to implement our business plan. We have not determined a source of this funding. We currently have no funding commitments from any individuals or entities. If we use equity capital as a source of funding, potential new shareholders may be unwilling to accept either the likely dilution of their per share value or the high level of risk involved with our unproven new product. Without this funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

     We have no current relationships with manufacturers or suppliers needed for our business plan. If we are unable to secure skill cranes or products distributed through our skill cranes, or if planned manufacturers or suppliers are unwilling to sell to us at favorable price levels, we could suffer a possible halt of our business or material costs and expenses greater than provided in our business plan.

As the costs and expenses associated with our skill cranes and products distributed through those skill cranes are a primary component of our costs and expenses of doing business, we might be forced to completely curtail or greatly reduce our business plan goals due to an increase in costs, reduction of profits, and decrease in cash flow.

Our competitors have been in business longer then we have and have substantially greater resources than we do. Should we be unable to achieve enough customer market share in our industry, we may experience lower levels of revenue than our business plan anticipates.

In our development stage, we will have size and market share disadvantages as we attempt to implement our marketing plan. We plan to use our management’s experience by implementing this industry’s overriding marketing method of making direct sales calls to locations which utilize skill cranes at their locations: bars, restaurants, amusement game centers, shopping malls, grocery stores, movie theaters, department store chains, hotels, bingo halls, and gambling casinos. However, we may be unsuccessful in achieving our sales goals and market share and, therefore, be unable to ever become a competitive force in our industry.

Our current officers and directors are involved in other business activities. American Toy’s future plans for increased use of their services could conflict with their other business activities. This could directly interfere with out business plan goals and cause us to remain a start-up company with no material operations, revenues, or profits.

We have not formally adopted any plan to resolve potential or actual conflicts of interest that exist or that may arise. Investors should be aware that our business plan implementation depends upon the performance of our existing officers and directors. Even with adequate funding for American Toy, our officers and directors may choose not to work for us.

The trading of American Toy’s shares on the OTC Electronic Bulletin Board may be regulated by Securities and Exchange Commission Rule 15g-9 which established the definition of a “penny stock.”

The Securities and Exchange Commission Rule 15g-9 establishes the definition of a “penny stock”, for the purposes relevant to American Toy, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Before you trade a penny stock your broker is required to tell you the offer and the bid on the stock, and the compensation the salesperson and the firm receive for the trade. The firm must also mail a monthly statement showing the market value of each penny stock held in you account. The effective result of this Rule 15g-9, is that if the share price is below $5.00 there will be less purchasers qualified by their brokers to purchase shares of American Toy, and therefore a less liquid market for the securities.

ITEM 2
DESCRIPTION OF PROPERTY

The Company’s principal executive office address is 13640 White Rock Station Road, Poway, CA 92064. The principal executive office and telephone number are provided by an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by Management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes. Management considers the Company’s current principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital of $5,000,000 and then begins hiring new employees per its business plan.

ITEM 3
LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended September 30, 2001, there were no submissions of matters to a vote of security holders.

PART II

ITEM 5
MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY
AND OTHER SHAREHOLDER MATTERS

The Company was approved for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD) on September 20, 2001. The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information.

Although the company has been approved for trading on the OTC Bulletin Board, as of the date of this filing there has not been a sufficient level of market activity needed to establish a market price for the company’s stock. As of September 30, 2001, the Company had 54 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.

ITEM 6
PLAN OF OPERATION

The Company’s current cash balance is $99. Management believes the current cash balance is sufficient to fund the current minimum level of operations through the first quarter of 2002, however, in order to advance the Company’s business plan the Company must raise capital through the sale of equity securities. To date, the Company has sold $6,900 in equity securities. Sales of the Company’s equity securities have allowed the Company to maintain a positive cash flow balance.

The Company’s business plan encompasses the following steps to implement its computer-controlled skill crane game business plan: after raising capital of $5,000,000 during the first six months, the Company intends to order 500 skill cranes with the Company’s new communications system from the manufacturer at a cost of $950,000, and begin securing space for its smart skill cranes in New York, Florida, and California. During months seven through twelve, in order to operate its smart skill crane sites, the Company intends to expend $500,000 for inventory, $50,000 for set-up and maintenance of the Company’s web site, $200,000 for advertising, $90,000 for three regional managers, $300,000 for thirty route drivers, $25,000 for two office clerical employees, $80,000 for purchase of computers and fixed assets, and $175,000 for rent and other operating expenses.

Management has made initial progress in implementing its business plan by setting-up its first web page “smartcrane.net”, filing for copyright protection of its copyrightable skill crane control communications software, and plans to expand its web site in the first quarter of 2002.

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

There are no current plans for additional product research and development. The Company plans to purchase approximately $80,000 in furniture, computers, software during the next twelve months from proceeds of its equity security sales. The Company’s business plan provides for an increase of thirty five employees during the next twelve months.

ITEM 7
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements begin on page F-1 of this document.

ITEM 8
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
CONTROL AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
AND CONTROL PERSONS

The Directors and Officers of the Company, all of those whose one year terms will expire 12/31/02, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address	Age	Position	Date First Elected	Term Expires

Alastair Knott 13640 White Rock Station Poway, CA 92064	36	President, Director	3/15/99	12/31/02

Kathleen Sturtevant 13640 White Rock Station Poway, CA 92064	34	Secretary, Treasurer Director	3/15/99	12/31/02

Each of the foregoing persons may be deemed a “promoter” of the Company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

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

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Resumes

Alastair Knott, President & Director

1998 – Current	Independent Consultant for a variety of industries. Specializing in software design for Internet web pages, design and implementation of e-commerce revenue strategies, conversion of in-house tax and regulatory agency reporting to electronic filing systems, design and implementation of field operations electronic reporting and control systems.

1995 – 1998	Director of Operations, Atlantic Skill Cranes, Inc., a designer and operator of computer-controlled skill crane game machines in ten states. Responsibilities included design and maintenance of electronic and mechanical systems for computer-controlled skill crane game machines, design of electronic warehouse receiving, shipping, inventory control systems, maintenance of corporate web site, design and implementation of field operations electronic asset, inventory, and maintenance control systems.

Kathleen Sturtevant, Secretary, Treasurer & Director

1999 – Current	Independent contractor providing accounting and management information services for manufacturing, skill crane, and service businesses. Responsibilities include financial statement reporting, inventory control, data processing, billings, and selection of applications software.

1993 – 1998	Equus Financial Services, Inc. — Senior statistical analyst in a commercial and residential loan company. Responsible for loan analysis modeling for institutional lenders.

ITEM 10
EXECUTIVE COMPENSATION

The company’s current officers receive no compensation.

Summary Compensation Table

				Other
Name &				annual	Restricted	Options		All other
principle		Salary	Bonus	compen-	stock	SARs	LTIP	compen-
position	Year	($)	($)	sation($)	awards($)	($)	Payouts	sation($)

A Knott	1999	-0-	-0-	-0-	5,000	-0-	-0-	-0-
President	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-

K Sturtevant	1999	-0-	-0-	-0-	5,000	-0-	-0-	-0-
Director	2000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its executive officers.

The Board agreed to pay Mr. Knott 5,000 shares of the Company’s common stock for an exclusive license agreement on March 15, 1999. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $1.00 per share. 45,000 shares of the Company’s common stock were issued to him per a 10 for 1 stock split on March 25, 2000. 3,200,000 shares of the Company’s common stock were issued to him per a 65 for 1 stock split on May 31, 2000.

The Board agreed to pay Ms. Sturtevant for administrative services and services related to the Company’s business plan 5,000 shares of the Company’s common stock on March 15, 1999. The stock was valued at the price unaffiliated investors paid for stock sold by the Company, $1.00 per share. 45,000 shares of the Company’s common stock were issued to her per a 10 for 1 stock split on March 25, 2000. 3,200,000 shares of the Company’s common stock were issued to her per a 65 for 1 stock split on May 31, 2000.

The terms of these stock issuances were as fair to the Company, in the Board’s opinion, as could have been made with an unaffiliated third party.

The Officers currently devote an immaterial amount of time to manage the affairs of the Company. The Directors and Principal Officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors’ participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $20,000 at each month end. When positive cash flow reaches $20,000 at each month end and appears sustainable the board of directors will readdress compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.

ITEM 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth information on the ownership of the Company’s voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company’s common stock through the most current date — September 30, 2001:

Title Of	Name &	Amount &	Percent
Class	Address	Nature of owner	Owned

Common	Alastair Knott 13640 White Rock Station Poway, CA 92064	3,250,000(a)	30%

Common	Kathleen Sturtevant 13640 White Rock Station Poway, CA 92064	3,250,000(b)	30%

Total Shares Owned by Officers & Directors As a Group		6,500,000	60%

(a)  Mr. Knott received 5,000 shares of the Company’s common stock on March 15, 1999 for a license agreement related to the Company’s business plan. 45,000 shares of the Company’s common stock were issued to him per a 10 for 1 stock split on March 25, 2000. 3,200,000 shares of the Company’s common stock were issued to him per a 65 for 1 stock split on May 31, 2000.

(b)  Ms. Sturtevant received 5,000 shares of the Company’s common stock on March 15, 1999 for administrative services and services related to the Company’s business plan. 45,000 shares of the Company’s common stock were issued to her per a 10 for 1 stock split on March 25, 2000. 3,200,000 shares of the Company’s common stock were issued to her per a 65 for 1 stock split on May 31, 2000.

ITEM 12
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Knott, an officer of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by the officer for other business purposes.

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

American Toy Vending, Inc.

Date December 27, 2001	By	/s/ Alastair Knott Alastair Knott, President & Director

Date December 27, 2001	By	/s/ Katie Sturtevant Katie Sturtevant, Secretary, Treas. & Dir.

American Toy Vending, Inc.
(A Development Stage Company)

Balance Sheets
as of
September 31, 2001 and 2000

and

Statements of Income,
Stockholders’ Equity, and
Cash Flows
for the
the years ended
September 30, 2001 and 2000,
and the period
March 10, 1999 (inception) to
September 31, 2001

G. BRAD BECKSTEAD

Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.257.1984
702.362.0540 (fax)

INDEPENDENT AUDITOR’S REPORT

December 26, 2001

Board of Directors
American Toy Vending, Inc.
Poway, CA

I have audited the Balance Sheet of American Toy Vending, Inc. (the “Company”) (a development stage company), as of September 31, 2001 and 2000 and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the years ended September 30, 2001 and 2000, and for the period from March 10, 1999 (date of inception) through September 31, 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Toy Vending, Inc. (a development stage company) as of September 31, 2001 and 2000 and the results of its operations and its cash flows for years ended September 30, 2001 and 2000, and for the period March 10, 1999 (date of inception) through September 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

G. Brad Beckstead, CPA

American Toy Vending, Inc.
(A Development Stage Company)
Balance Sheet

	September 30,	September 30,
	2001	2000

Assets
Current assets:
Cash and equivalents	$99	$1,295

Total current assets	99	1,295

	$99	$1,295

Liabilities and Stockholders’ Equity
Current liabilities:	$—	$—

Total current liabilities	—	—

Stockholders’ equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,985,000 shares issued and outstanding	10,985	10,985
Additional paid-in capital	5,915	5,915
(Deficit) accumulated during development stage	(16,801)	(15,605)

	99	1,295

	$99	$1,295

The accompanying notes are an integral part of these financial statements.

American Toy Vending, Inc.
(A Development Stage Company)
Statement of Operations

	Year ending		March 10, 1999
	September 30,		(inception) to
			September 30,
	2001	2000	2001

Revenue	$—	$—	$—

Expenses:
General administrative expenses	1,196	5,605	6,801
Management fees	—	—	10,000

Total expenses	1,196	5,605	16,801

Net (loss)	$(1,196)	$(5,605)	$(16,801)

Weighted average number of common shares outstanding	10,985,000	10,513,302	10,695,492

Net (loss) per share	$(0)	$(0)	$(0)

The accompanying notes are an integral part of these financial statements.

American Toy Vending, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the period March 10, 1999 (Date of Inception) to September 30, 2001

				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

March 15, 1999
Founders shares issued for services	6,500,000	$10,000	$—	$—	$10,000
April 30, 1999
Shares issued for cash	4,485,000	6,900	—		6,900
Net (loss) for the period ended September 30, 1999				(10,000)	(10,000)

Balance, September 30, 1999	10,985,000	16,900	—	(10,000)	6,900
Reclassification of paid-in capital		(5,915)	5,915		—
Net (loss) for the year ended September 30, 2000				(5,605)	(5,605)

Balance, September 30, 2000	10,985,000	10,985	5,915	(15,605)	1,295
Net (loss) for the period ended September 30, 2001				(1,196)	(1,196)

Balance, September 30, 2001	10,985,000	$10,985	$5,915	$(16,801)	$99

The accompanying notes are an integral part of these financial statements.

American Toy Vending, Inc.
(A Development Stage Company)
Statement of Cash Flows

	Year ending		March 10, 1999
	September 30,		(inception) to
			September 30,
	2001	2000	2001

Cash flows from operating activities
Net (loss)	$(1,196)	$(5,605)	$(16,801)
Shares issued for services			10,000

Net cash (used) by operating activities	(1,196)	(5,605)	(6,801)

Cash flows from investing activities	—	—	—

Cash flows from financing activities
Issuance of common stock	—	—	6,900

Net cash provided by financing activities	—	—	6,900

Net increase (decrease) in cash	(1,196)	(5,605)	99
Cash — beginning	1,295	6,900	—

Cash — ending	$99	$1,295	$99

Supplemental disclosures:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Common stock issued for services	$—	$—	$10,000

Number of shares issued for services	—	—	6,500,000

The accompanying notes are an integral part of these financial statements.

American Toy Vending, Inc.
Notes

Note 1 – Significant accounting policies and procedures

Organization

The Company was organized March 10, 1999 (Date of Inception) under the laws of the State of Nevada, as American Toy Vending, Inc. The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. The Company has limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Revenue recognition

The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2001.

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the period ended September 30, 2001.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at September 30, 2001.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

American Toy Vending, Inc.
Notes

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

The FASB recently issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133”. The Statement defers for one year the effective date of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company’s revenue recognition policies.

Note 2 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(34.0%)
Valuation reserve	34.0%

Total	—%

American Toy Vending, Inc.
Notes

As of September 30, 2001, the Company has a net operating loss carryforward of approximately $17,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2020 and 2021. The deferred tax asset relating to the operating loss carryforward of approximately $6,000 has been fully reserved at September 30, 2001.

Note 3 – Stockholder’s equity

The Company is authorized to issue 50,000,000 shares of its $0.001 par value common stock.

All references to shares issued and outstanding reflect the 10-for-1 forward stock split effected March 25, 2000, and the 65-for-1 forward stock split effected May 31, 2000.

On March 15, 1999, the Company issued 3,2500,000 shares of its $.001 par value common stock to its officers as founders stock issued for services valued at $5,000. The Company also issued 3,250,000 shares of its $.001 par value common stock to the Company’s president in exchange for an exclusive license agreement to use skill crane control communication software owned by the Company’s president.

On April 30, 1999, the Company issued 4,485,000 shares of its $.001 par value common stock for cash in the amount of $6,900.

There have been no other issuances of common stock.

Note 4 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from March 10, 1999 (inception) through the year ended September 30, 2001 of $16,801. In addition, the Company’s development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 5 – Related party transactions

Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On March 15, 1999, the Company issued 3,250,000 shares of its $.001 par value common stock to the Company’s president in exchange for an exclusive license agreement to use skill crane control communication software owned by the Company’s president. The license agreement gives the Company a ten year exclusive right to development, manufacturing, marketing, sale, sublicensing, and any and all usages of the skill crane control communications software in the United States and throughout the world. After twenty years, the license is subject to automatic renewal each year thereafter, subject to written notification, sixty days in advance of the renewal, by both parties of the license agreement.

Note 6 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.