Form 10QSB
period 2001-12-31
AMERICAN TOY VENDING INC
filed 2002-04-19
CIK 1116794

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 2001
                         Commission File Number 0-30923

                           AMERICAN TOY VENDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEVADA                                          88-0455326
         ------                                          ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

              1105 Park Drive, Vancouver, British Columbia V6P 2J7
              ----------------------------------------------------
                (Address of Principal Executive Offices) (Zip Code)

                                 (Xxx) xxx-xxxx
                               -------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X                         No
                       -------                         --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of December 31, 2001, the registrant had 10,985,000 shares of common stock, $.001 par value, issued and outstanding.


                       American Toy Vending, Inc.
                      (a Development Stage Company)
                              Balance Sheet


                                                         (unaudited)
                                                         December 31,   September 30,
                                                             2001           2001
                                                           --------       --------
Assets

Current assets:
    Cash                                                   $     17       $     99
                                                           --------       --------
      Total current assets                                       17             99
                                                           --------       --------


                                                           $     17       $     99
                                                           ========       ========

Liabilities and Stockholders' Equity

Current liabilities                                        $   --         $   --
                                                           --------       --------


Stockholders' Equity:
    Common stock, $0.001 par value, 50,000,000
      shares authorized, 10,985,000 shares issued and
      outstanding                                            10,985         10,985
    Additional paid-in capital                                5,915          5,915
    (Deficit) accumulated during development stage          (16,883)       (16,801)
                                                           --------       --------
                                                                 17             99
                                                           --------       --------

                                                           $     17       $     99
                                                           ========       ========


    The accompanying Notes are an integral part of these financial statements.



                                     American Toy Vending, Inc.
                                    (a Development Stage Company)
                                       Statement of Operations
                                             (unaudited)
                        For the three months ended December 31, 2001 and 2000
                 and for the period March 10, 1999 (Inception) to December 31, 2001



                                                             Three Months Ending        March 10, 1999
                                                                 December 31,           (Inception) to
                                                         ----------------------------    December 31,
                                                             2001            2000            2001
                                                         ------------    ------------    ------------


Revenue                                                  $       --      $       --      $       --
                                                         ------------    ------------    ------------

Expenses:
   Management fees                                               --              --            10,000
   General and administrative expenses                             82              27           6,883
                                                         ------------    ------------    ------------
    Total expenses                                                 82              27          16,883
                                                         ------------    ------------    ------------

Net (loss)                                               $        (82)   $        (27)   $    (16,883)
                                                         ============    ============    ============

Weighted average number of
   common shares outstanding - basic and fully diluted     10,985,000      10,985,000
                                                         ============    ============

Net (loss) per share - basic and fully diluted           $      (0.00)   $      (0.00)
                                                         ============    ============


             The accompanying Notes are an integral part of these financial statements.



                           American Toy Vending, Inc.
                          (a Development Stage Company)
                             Statement of Cash Flows
                                   (unaudited)
             For the Three Months Ending December 31, 2001 and 2000
       and For the Period March 10, 1999 (Inception) to December 31, 2001


                                                                    March 10, 1999
                                               Three Months Ending  (Inception) to
                                                   December 31,       December 31,
                                                 2001        2000        2001
                                               --------    --------    --------
Cash flows from operating activities
Net (loss)                                     $    (82)   $    (27)   $(16,883)
                                               --------    --------    --------
Net cash (used) by operating activities             (82)        (27)    (16,883)
                                               --------    --------    --------


                                               --------    --------    --------
Cash flows from investing activities               --          --          --
                                               --------    --------    --------

Cash flows from financing activities
   Issuance of common stock                        --          --        16,900
                                               --------    --------    --------
Net cash provided by financing activities          --          --        16,900
                                               --------    --------    --------

Net (decrease) increase in cash                     (82)        (27)         17
Cash - beginning                                     99       1,295        --
                                               --------    --------    --------
Cash - ending                                  $     17    $  1,268    $     17
                                               ========    ========    ========

Supplemental disclosures:
   Interest paid                               $   --      $   --      $   --
                                               ========    ========    ========
   Income taxes paid                           $   --      $   --      $   --
                                               ========    ========    ========


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended September 30, 2001 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2. Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2001 the Company has not recognized revenue to date and has accumulated operating losses of approximately $16,801 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


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

PART I     FINANCIAL INFORMATION

Management's Plan of Operations
-------------------------------

The company's current cash position is insufficient to sustain normal corporate operations. Management is in the process of determining the best source of funding necessary to advance its business plan or possibly seek a merger or business combination with another company. The losses of $6801 through December 2001 were due to operating expenses including licenses and fees, accounting and audit fees and office expenses. We are a development stage company with no revenues since inception.

The Company's original business plan was to raise capital and develop its computer-controlled skill crane game business. As of the date of this filing, the company has been unsuccessful in raising any outside capital. In lieu of obtaining funding, management is evaluating whether the company would be more likely to thrive economically by seeking alternatives to its existing business plan.

The company had an oral agreement with Bonaventure Capital, Ltd. for fund raising on our behalf. Bonaventure also provided the company with consulting services and assisted us in our public filings. In exchange for its services, we agreed to pay Bonaventure 200,000 shares of common stock and ten percent of any funds raised through Bonaventure's efforts. As of the date of this filing, the company and Bonaventure have voluntarily terminated the agreement with no obligations or liabilities paid or owed to Bonaventure Capital, Ltd.

We plan to use equity capital to fund the company's operations during the next twelve months as cash flow from sales are unpredictable at this time. If no funding is received during the next twelve months, we will be forced to develop an alternative business plan, rely on funds loaned by the directors and officers, or seek other business relationships. The company's officers and directors have no formal commitments or arrangements to advance or loan funds to the company. In such a restricted cash flow scenario, the company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the company may be dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

PART II     OTHER INFORMATION

ITEM 1: Not applicable.

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

         American Toy Vending, Inc.





         Dated:   March 26, 2002           /s/ Kevan Garner
                                           ----------------
                                           Kevan Garner
                                           President and Chief Executive Officer