Form 10QSB
period 2002-03-31
AMERICAN TOY VENDING INC
filed 2002-05-14
CIK 1116794

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2002
                         Commission File Number 0-30923

                           AMERICAN TOY VENDING, INC.
              ----------------------------------------------------
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

                                 (604) 266-3103
                               -------------------
              (Registrant's telephone number, including area code)


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
                                  Balance Sheet


                                                       (unaudited)
                                                         March 31, September 30,
                                                           2002        2001
                                                         --------    --------
Assets

Current assets:
    Cash                                                 $     17    $     99
                                                         --------    --------
      Total current assets                                     17          99
                                                         --------    --------


                                                         $     17    $     99
                                                         ========    ========

Liabilities and Stockholders' Equity

Current liabilities
    Shareholder loans                                    $    500    $   --
                                                         --------    --------


Stockholders' Equity:
    Common stock, $0.001 par value, 50,000,000
      shares authorized, 10,985,000 shares issued and
      outstanding                                          10,985      10,985
    Additional paid-in capital                              5,915       5,915
    (Deficit) accumulated during development stage        (17,383)    (16,801)
                                                         --------    --------
                                                             (483)         99
                                                         --------    --------

                                                         $     17    $     99
                                                         ========    ========


   The accompanying Notes are an integral part of these financial statements.



                                                    American Toy Vending, Inc.
                                                  (a Development Stage Company)
                                                     Statements of Operations
                                                            (unaudited)
                                    For the three and six months ended March 31, 2002 and 2001 and for the period March 10, 1999 (Inception) to March 31, 2002



                                                           Three Months Ending               Six Months Ending        March 10, 1999
                                                                March 31,                        March 31,            (Inception) to
                                                       ----------------------------    ----------------------------      March 31,
                                                           2002            2001            2002            2001            2002
                                                       ------------    ------------    ------------    ------------    ------------
Revenue                                                $       --      $       --      $       --      $       --      $       --
                                                       ------------    ------------    ------------    ------------    ------------

Expenses:
   Management fees                                             --              --              --              --            10,000
   General and administrative expenses                          500             666             582             693           7,383
                                                       ------------    ------------    ------------    ------------    ------------
    Total expenses                                              500             666             582             693          17,383
                                                       ------------    ------------    ------------    ------------    ------------

Net (loss)                                             $       (500)   $       (666)   $       (582)   $       (693)   $    (17,383)
                                                       ============    ============    ============    ============    ============

Weighted average number of
   common shares outstanding - basic and fully diluted   10,985,000      10,985,000      10,985,000      10,985,000
                                                       ============    ============    ============    ============

Net (loss) per share - basic and fully diluted         $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                       ============    ============    ============    ============




                            The accompanying Notes are an integral part of these financial statements.



                           American Toy Vending, Inc.
                          (a Development Stage Company)
                             Statements of Cash Flow
                                   (unaudited)
                For the Six Months Ending March 31, 2002 and 2001
        and For the Period March 10, 1999 (Inception) to March 31, 2002



                                                Six Months Ending   March 10, 1999
                                                    March 31,       (Inception) to
                                               --------------------    March 31,
                                                 2002        2001        2002
                                               --------    --------    --------
Cash flows from operating activities
Net (loss)                                     $   (582)   $   (693)   $(17,383)

                                               --------    --------    --------
Net cash (used) by operating activities            (582)       (693)    (17,383)
                                               --------    --------    --------


                                               --------    --------    --------
Cash flows from investing activities               --          --          --
                                               --------    --------    --------

Cash flows from financing activities
   Shareholder loans                                500        --           500
   Issuance of common stock                        --          --        16,900
                                               --------    --------    --------
Net cash provided by financing activities           500        --        17,400
                                               --------    --------    --------

Net (decrease) increase in cash                     (82)       (693)         17
Cash - beginning                                     99       1,295        --
                                               --------    --------    --------
Cash - ending                                  $     17    $    602    $     17
                                               ========    ========    ========

Supplemental disclosures:
   Interest paid                               $   --      $   --      $   --
                                               ========    ========    ========
   Income taxes paid                           $   --      $   --      $   --
                                               ========    ========    ========


   The accompanying Notes are an integral part of these financial statements.

                                        4

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


Note 3. Related party transactions

A shareholder of the Company loaned $500 to the Company for administrative expenses. The loan is non-interest bearing and due on demand.

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

         American Toy Vending, Inc.



         Dated: May 14th, 2002           /s/ Kevan Garner
         ---------------------           ----------------
                                         Kevan Garner
                                         President and Chief Executive Officer